Form 10-K/A
period 2017-12-31
UBS Commercial Mortgage Trust 2017-C7
filed 2018-09-19
CIK 1724177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.10 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.10 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.2         KeyBank National Association, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.9         KeyBank National Association, as Primary Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.10       Berkeley Point Capital LLC, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the One State Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.12       KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.13       Wilmington Trust, National Association, as Trustee of the One State Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One State Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the One State Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the One State Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One State Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.18       National Tax Search, LLC, as Servicing Function Participant of the One State Street Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.20       KeyBank National Association, as Special Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.26       National Tax Search, LLC, as Servicing Function Participant of the AFIN Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.28       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.29       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.31       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.34       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.36       KeyBank National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.37       Wilmington Trust, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.44       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.45       Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.47       Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.50       National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.52       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.53       Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.55       Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.60       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.61       Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.63       Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.68       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.69       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.71       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.73       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.76       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.77       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.78       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.80       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.81       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.84       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.85       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.86       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.88       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.89       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.90       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.91       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.92       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.93       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.94       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.95       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.97       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10‑K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.98       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.99       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.100     Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.101     Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.102     Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.103     Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.104     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

33.105     National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.2         KeyBank National Association, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.9         KeyBank National Association, as Primary Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.10       Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the One State Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.12       KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.13       Wilmington Trust, National Association, as Trustee of the One State Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One State Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the One State Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the One State Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One State Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.18       National Tax Search, LLC, as Servicing Function Participant of the One State Street Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.20       KeyBank National Association, as Special Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.26       National Tax Search, LLC, as Servicing Function Participant of the AFIN Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.28       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.29       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.31       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.34       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.36       KeyBank National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.37       Wilmington Trust, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.44       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.45       Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.47       Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.50       National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.52       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.53       Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.55       Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.60       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.61       Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.63       Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.68       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.69       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.71       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.73       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.76       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.77       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.78       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.80       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.81       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.84       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.85       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.86       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.88       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.89       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.90       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.91       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.92       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.93       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.94       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.95       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.97       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.98       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.99       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.100     Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.101     Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.102     Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.103     Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.104     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

34.105     National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.2         KeyBank National Association, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.4         KeyBank National Association, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.5         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One State Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.7         KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the One State Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.10       KeyBank National Association, as Special Servicer of the AFIN Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the AFIN Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.13       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.16       KeyBank National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.19       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.22       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.25       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 35.27 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.28       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-08 and incorporated by reference herein)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicholas Galeone

Nicholas Galeone, President

(senior officer in charge of securitization of the depositor)

/s/ David Schell

David Schell, Managing Director

Date: September 19, 2018