Form 10-K
period 2018-12-31
UBS Commercial Mortgage Trust 2017-C7
filed 2019-03-25
CIK 1724177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, which constituted approximately 6.2%, 4.7%, 2.8% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the National Office Portfolio Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the HRC Hotels Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Marketplace at Four Corners Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Belden Park Crossing Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations (except with respect to the HRC Hotels Portfolio Mortgage Loan, which is being serviced by KeyBank National Association) with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, which constituted approximately 2.3%, 0.9% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Harmon Corner Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Murrieta Plaza Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Airport Investment & Airport Overlook Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C6 transaction, Commission File Number 333-207340-07 (the “UBS 2017-C6 Transaction”). These loan combinations, including the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C6 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations (except with respect to the Harmon Corner Mortgage Loan, which is being serviced by Berkeley Point Capital LLC d/b/a Newmark Knight Frank) with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C6 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One State Street Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date.  The One State Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One State Street Mortgage Loan, four other pari passu loans and four subordinate companion loans, each of which are not assets of the issuing entity.  This loan combination, including the One State Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the One State Street loan combination in the NCMS 2018-OSS transaction (the “NCMS 2018-OSS Transaction”).  After the closing of the NCMS 2018-OSS Transaction on February 27, 2018, this loan combination, including the One State Street Mortgage Loan was and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the NCMS 2018-OSS Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  KeyBank National Association, is the master servicer under the pooling and servicing agreement for the NCMS 2018-OSS Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the NCMS 2018-OSS Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Tryad Industrial & Business Center Mortgage Loan, which constituted approximately 6.1% of the asset pool of the issuing entity as of its cut-off date.  The Tryad Industrial & Business Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Tryad Industrial & Business Center Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Tryad Industrial & Business Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Tryad Industrial & Business Center loan combination in the UBS 2018-C8 transaction, Commission File Number 333-207340-09 (the “UBS 2018-C8 Transaction”). After the closing of the UBS 2018-C8 Transaction on February 27, 2018, this loan combination, including the Tryad Industrial & Business Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C8 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C8 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C8 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AFIN Portfolio Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The AFIN Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AFIN Portfolio Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity. This loan combination, including the AFIN Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the AFIN Portfolio loan combination in the UBS 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”). After the closing of the UBS 2018-C11 Transaction on July 10, 2018, this loan combination, including the AFIN Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the General Motors Building Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, and the certificate administrator of the Harmon Corners Mortgage Loan, the One State Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the Tryad Industrial & Business Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the HRC Hotels Portfolio Mortgage Loan and the primary servicer and special servicer of the One State Street Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the AFIN Portfolio Mortgage Loan, the primary servicer and special servicer of the Tryad Industrial & Business Center Mortgage Loan and the special servicer of the Griffin Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Griffin Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan and the trustee and custodian of the One State Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the Tryad Industrial & Business Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the AFIN Portfolio Mortgage Loan, the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Tryad Industrial & Business Center Mortgage Loan and the Griffin Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to the HRC Hotels Portfolio Mortgage Loan, which is being serviced by KeyBank National Association) and the primary servicer under the Griffin Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the AFIN Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC, as special servicer of the General Motors Building Mortgage Loan and Rialto Capital Advisors, LLC, as special servicer of the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC, as special servicer of the AFIN Portfolio Mortgage Loan, AEGON USA Realty Advisors, LLC, as special servicer of the General Motors Building Mortgage Loan and Rialto Capital Advisors, LLC, as special servicer of the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One State Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2018-OSS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2018-OSS Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2018-OSS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Tryad Industrial & Business Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C8 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the AFIN Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on July 11, 2018 under Commission File No. 333-207340-08 and incorporated by reference herein).

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

4.5           Trust and Servicing Agreement, dated as of February 27, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer, KeyBank National Association, as Special Servicer, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2018 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2018 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2018 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of December 20, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-A-1 Holder, Initial Note A-A-2 Holder, Initial A-A-3 Holder, Initial A-A-4 Holder, Initial Note A-A-5 Holder, Initial Note A-A-6 Holder, Initial Note A-A-7 Holder, Initial Note A-A-8 Holder, Initial Note A-A-9 Holder and Initial Note A-A-10, and Natixis Real Estate Capital LLC, as Initial Note A-B Holder, Initial Note B-1-A Holder, Initial Note B-1-B Holder and Initial Note B-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of December 27, 2017, by and between Société Générale, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americans, New York, New York, Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder, Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder and Initial Note A-16 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of December 27, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-3 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of November 16, 2017, by and among KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of December 13, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 29, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of June 30, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, and Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder and Initial Note B-3 Holder, and Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note B-4 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial CCRE Note Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and KeyBank National Association (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of November 29, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Citi Real Estate Funding Inc., as Note A-5 Holder and Citi Real Estate Funding Inc., as Note A-6 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of November 16, 2017, by and between Regions Bank, as Initial Note A-1 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Regions Bank, as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of December 13, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.20         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association, as master servicer and KeyBank National Association, as primary servicer (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

4.21         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association, as master servicer and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

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

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         KeyBank National Association, as Primary Servicer (see Exhibit 33.2)

33.10       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.15       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.18       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.19       KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.2)

33.20       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.4)

33.23       Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.5)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.1)

33.26       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.1)

33.34       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 33.5)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 33.6)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.47       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.8)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.1)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

33.50       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 33.4)

33.52       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.7)

33.55       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.8)

33.56       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.10)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.60       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.5)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.1)

33.63       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.66       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.6)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.7)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.8)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.1)

33.71       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.4)

33.74       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.5)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.6)

33.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.7)

33.77       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.8)

33.78       KeyBank National Association, as Primary Servicer of the One State Street Mortgage Loan (see Exhibit 33.2)

33.79       KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (see Exhibit 33.2)

33.80       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One State Street Mortgage Loan (see Exhibit 33.4)

33.81       Wells Fargo Bank, National Association, as Custodian of the One State Street Mortgage Loan (see Exhibit 33.5)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.49)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.49)

33.84       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.4)

33.85       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.53)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.49)

33.88       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan

33.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 33.4)

33.90       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.5)

33.91       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         KeyBank National Association, as Primary Servicer (see Exhibit 34.2)

34.10       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.15       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.18       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.19       KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.2)

34.20       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.4)

34.23       Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.5)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.1)

34.26       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.1)

34.34       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 34.5)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 34.6)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.47       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.8)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.1)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

34.50       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 34.4)

34.52       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.7)

34.55       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.8)

34.56       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.10)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.60       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.5)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.1)

34.63       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.66       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.6)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.7)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.8)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.1)

34.71       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.4)

34.74       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.5)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.6)

34.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.7)

34.77       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.8)

34.78       KeyBank National Association, as Primary Servicer of the One State Street Mortgage Loan (see Exhibit 34.2)

34.79       KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (see Exhibit 34.2)

34.80       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One State Street Mortgage Loan (see Exhibit 34.4)

34.81       Wells Fargo Bank, National Association, as Custodian of the One State Street Mortgage Loan (see Exhibit 34.5)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.49)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.49)

34.84       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.4)

34.85       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.53)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.49)

34.88       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan

34.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 34.4)

34.90       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.5)

34.91       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.9         KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.4)

35.10       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.1)

35.13       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.1)

35.16       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.19       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 35.3)

35.24       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.5)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 35.3)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 35.3)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.27)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.3)

35.33       KeyBank National Association, as Primary Servicer of the One State Street Mortgage Loan (see Exhibit 35.4)

35.34       KeyBank National Association, as Special Servicer of the One State Street Mortgage Loan (see Exhibit 35.2)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the One State Street Mortgage Loan (see Exhibit 35.3)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.22)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.22)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.3)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.22)

35.40       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 25, 2019

/s/ David Schell

David Schell, Managing Director

Date: March 25, 2019