Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2017-C7
filed 2021-03-17
CIK 1724177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, which constituted approximately 6.2%, 4.7%, 2.8% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the National Office Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the HRC Hotels Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Marketplace at Four Corners Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Belden Park Crossing Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, which constituted approximately 2.3%, 0.9% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Harmon Corner Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Murrieta Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Airport Investment & Airport Overlook Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C6 transaction, Commission File Number 333-207340-07 (the “UBS 2017-C6 Transaction”). These loan combinations, including the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the One State Street Mortgage Loan, the AFIN Portfolio Mortgage Loan, the Tryad Industrial & Business Center Mortgage Loan, the Griffin Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the AFIN Portfolio Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the AFIN Portfolio Mortgage Loan from January 1, 2020 to May 31, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Argentic Services Company LP is the special servicer of the AFIN Portfolio Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the AFIN Portfolio Mortgage Loan from June 1, 2020 to December 31, 2020. As a result, Argentic Services Company LP falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the General Motors Building Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan, the Airport Investment & Airport Overlook Mortgage Loan, the Harmon Corner Mortgage Loan, the One State Street Mortgage Loan, the Tryad Industrial & Business Center Mortgage Loan and the AFIN Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the AFIN Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the General Motors Building Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the General Motors Building Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Harmon Corner Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Airport Investment & Airport Overlook Mortgage Loan, LNR Partners, LLC as special servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.10         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 27, 2017 under Commission File No. 333-207340-08 and incorporated by reference herein).

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

33.75       Wells Fargo Bank, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.5)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.47)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.44)

33.79       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

33.80       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.5)

33.83       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.75       Wells Fargo Bank, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.5)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.47)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.44)

34.79       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

34.80       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.5)

34.83       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.6)

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

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.17)

35.29       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

35.30       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 17, 2021